Form 10-K
period 2007-12-31
STRATS SM TRUST FOR WAL-MART STORES, INC. SECURITIES, SERIES 2005-4
filed 2008-03-28
CIK 1340909

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2007

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

               Commission File Numbers: 333-111858-16, 001-32648

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

     STRATS(SM) Trust For Wal-Mart Stores, Inc. Securities, Series 2005-4
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 52-2316339
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


      301 South College, Charlotte,
             North Carolina                                28288
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]  No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [_]  Accelerated filer  [_]   Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]  No [X]

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

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Wal-Mart Stores, Inc. Securities, Series 2005-4 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
                                               Distribution
Trust Description                                      Date           Filed on
-------------------------------------------------------------------------------
STRATS(SM) Trust For Wal-Mart Stores,            01-16-2007         01-29-2007
Inc. Securities, Series 2005-4                   02-15-2007         02-23-2007
                                                 03-15-2007         03-29-2007
                                                 04-16-2007         04-20-2007
                                                 05-15-2007         05-25-2007
                                                 06-15-2007         06-21-2007
                                                 07-15-2007         07-20-2007
                                                 08-15-2007         08-23-2007
                                                 09-17-2007         09-25-2007
                                                 10-15-2007         10-19-2007
                                                 11-15-2007         11-21-2007
                                                 12-17-2007         12-28-2007
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

                         99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                         99.2 - Report of Aston Bell, CPA.

                         99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                      Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                      By: /s/ Jimmy Whang
                                          --------------------------
                                      Name:  Jimmy Whang
                                      Title: Director





Dated:  March 28, 2008


                                                             EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
Reference
Number per                                                                       Exhibit
Item 601 of                                                               Number in this
Regulation SK       Description of Exhibits                                    Form 10-K
------------------- ---------------------------------------------------- ----------------
(31.1)              Certification by Director of the Registrant                     31.1
                    pursuant to 15 U.S.C. Section 7241, as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
(99.1)              Annual Compliance Report by Trustee pursuant to 15              99.1
                    U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
(99.2)              Report of Aston Bell, CPA.                                      99.2
------------------- ---------------------------------------------------- ----------------
(99.3)              Registrant's Current Report on Form 8-K filed with            (99.3)
                    the Securities and Exchange Commission on January
                    29, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.4)              Registrant's Current Report on Form 8-K filed with            (99.4)
                    the Securities and Exchange Commission on February
                    23, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.5)              Registrant's Current Report on Form 8-K filed with            (99.5)
                    the Securities and Exchange Commission on March
                    29, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.6)              Registrant's Current Report on Form 8-K filed with            (99.6)
                    the Securities and Exchange Commission on April
                    20, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.7)              Registrant's Current Report on Form 8-K filed with            (99.7)
                    the Securities and Exchange Commission on May 25,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.8)              Registrant's Current Report on Form 8-K filed with            (99.8)
                    the Securities and Exchange Commission on June 21,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.9)              Registrant's Current Report on Form 8-K filed with            (99.9)
                    the Securities and Exchange Commission on July 20,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.10)             Registrant's Current Report on Form 8-K filed                (99.10)
------------------- ---------------------------------------------------- ----------------




------------------- ---------------------------------------------------- ----------------
                    with the Securities and Exchange Commission on August 23,
                    2007, as further described in Item 15(a)(1) above, is
                    incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.11)             Registrant's Current Report on Form 8-K filed with           (99.11)
                    the Securities and Exchange Commission on
                    September 25, 2007, as further described in Item
                    15(a)(1) above, is incorporated herein by
                    reference.
------------------- ---------------------------------------------------- ----------------
(99.12)             Registrant's Current Report on Form 8-K filed with           (99.12)
                    the Securities and Exchange Commission on October
                    19, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.13)             Registrant's Current Report on Form 8-K filed with           (99.13)
                    the Securities and Exchange Commission on November
                    21, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.14)             Registrant's Current Report on Form 8-K filed with           (99.14)
                    the Securities and Exchange Commission on December
                    28, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------