Form 10-K
period 2023-12-31
STRATS SM TRUST FOR WAL-MART STORES, INC. SECURITIES, SERIES 2005-4
filed 2024-03-29
CIK 1340909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Numbers: 333-111858-16, 001-32648
Central Index Key Number: 0001340909

Synthetic Fixed-Income Securities, Inc.

on behalf of:

STRATS Trust For Wal-Mart Stores, Inc. Securities,
Series 2005-4

(Exact name of registrant as specified in its charter)

Delaware	52-2316339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards, 14th Floor, New York, New York	10001-2170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 214-6289

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
STRATS Certificates, Series 2005-4	GJO	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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
☐ Yes ☒ No

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

Item 1C. Cybersecurity.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Not Applicable

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)          List the following documents filed as a part of the report:

1.	Trustee’s Distribution Statements documented on Form 8-K of STRATS Trust For Wal-Mart Stores, Inc. Securities, Series 2005-4 to the certificateholders for the period from January 1, 2023 through and including December 31, 2023 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATS Trust For Wal-Mart Stores, Inc. Securities, Series 2005-4	01-17-2023 02-15-2023 03-15-2023 04-17-2023 05-15-2023 06-15-2023 07-17-2023 08-15-2023 09-15-2023 10-16-2023 11-15-2023 12-15-2023	01-23-2023 02-27-2023 03-22-2023 04-20-2023 05-24-2023 06-27-2023 07-27-2023 08-24-2023 09-20-2023 10-24-2023 11-17-2023 12-27-2023

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 – Report of Aston Bell, CPA.

99.3 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.4 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.5 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.6 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.7 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.8 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.9 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.10 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.11 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.12 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.13 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.14 – Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)       See Item 15(a) above.

(c)       Not Applicable.

Item 16. Form 10-K Summary.

Not Applicable

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By:	/s/ Barbara Garafalo
Name:	Barbara Garafalo
Title:	President

Dated: March 29, 2024

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4
(99.5)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.5
(99.6)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.6
(99.7)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.7
(99.8)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.8
(99.9)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.9

(99.10)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.10
(99.11)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.11
(99.12)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.12
(99.13)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.13
(99.14)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2023, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.14